Form 10-Q
period 2022-06-30
USA TRUCK INC
filed 2022-08-08
CIK 883945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No [X]

The number of shares outstanding of the registrant’s common stock, as of August 5, 2022, was 9,033,766

USA TRUCK INC.

Item No.	Caption	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2022, and December 31, 2021	2
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) - Three and six months ended June 30, 2022, and June 30, 2021	3
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) - Three months ended March 31, and June 30, 2022, and March 31, and June 30, 2021	4
	Condensed Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2022, and June 30, 2021	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosures About Market Risk	30
4.	Controls and Procedures	31
	PART II – OTHER INFORMATION
1.	Legal Proceedings	31
1A.	Risk Factors	31
2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
3.	Defaults Upon Senior Securities	32
4.	Mine Safety Disclosures	32
5.	Other Information	32
6.	Exhibits	33
	Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

USA TRUCK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets	June 30, 2022	December 31, 2021

Current assets:	(in thousands, except share data)
Cash and restricted cash (restricted cash of $8,499 and $405, respectively)	$10,699	$1,352
Receivables, net of allowance for doubtful accounts of $294 and $490, respectively	116,538	100,166
Inventories	1,236	1,387
Assets held for sale	1,216	—
Prepaid expenses and other current assets	7,645	10,103
Total current assets	137,334	113,008
Property and equipment:
Land and structures	28,872	34,266
Revenue equipment	337,998	316,492
Service, office and other equipment	25,503	31,213
Property and equipment, at cost	392,373	381,971
Accumulated depreciation and amortization	(165,110)	(175,024)
Property and equipment, net	227,263	206,947
Operating leases - right of use assets	25,450	22,898
Goodwill	5,231	5,231
Other intangibles, net	13,170	13,815
Other assets	3,167	2,136
Total assets	$411,615	$364,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,673	$36,378
Current portion of insurance and claims accruals	10,098	8,973
Accrued expenses	14,390	10,006
Current finance lease obligations	16,834	14,095
Current operating lease obligations	7,221	6,679
Long-term debt, current maturities	16,956	11,069
Total current liabilities	112,172	87,200
Other long-term liabilities	302	342
Long-term debt, less current maturities	53,241	63,355
Long-term finance lease obligations	69,688	56,274
Long-term operating lease obligations	18,665	16,644
Deferred income taxes	22,049	21,914
Insurance and claims accruals, less current portion	7,112	6,881
Total liabilities	283,229	252,610
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 30,000,000 shares authorized; issued 12,481,442 shares, and 12,263,030 shares, respectively	125	123
Additional paid-in capital	66,324	63,752
Retained earnings	119,593	103,283
Less treasury stock, at cost (3,447,676 shares, and 3,367,418 shares, respectively)	(57,656)	(55,733)
Total stockholders’ equity	128,386	111,425
Total liabilities and stockholders’ equity	$411,615	$364,035

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Operating revenue	$202,130	$170,031	$403,193	$328,536

Operating expenses:
Salaries, wages and employee benefits	42,238	36,488	84,125	73,043
Fuel and fuel taxes	22,638	12,414	39,675	23,858
Depreciation and amortization	8,986	9,163	17,010	18,733
Insurance and claims	7,046	5,181	13,669	10,990
Equipment rent	1,526	2,048	3,360	3,997
Operations and maintenance	9,925	8,783	18,440	15,849
Purchased transportation	95,692	82,938	194,011	157,041
Operating taxes and licenses	1,273	1,323	2,533	2,595
Communications and utilities	735	796	1,741	1,600
Gain on disposal of assets, net	(881)	(140)	(7,282)	(317)
Merger costs	2,132	—	2,132	—
Other	4,968	4,108	9,244	8,172
Total operating expenses	196,278	163,102	378,658	315,561
Operating income	5,852	6,929	24,535	12,975

Other expenses:
Interest expense, net	1,542	1,014	2,959	2,039
Other, net	84	49	152	110
Total other expenses, net	1,626	1,063	3,111	2,149
Income before income taxes	4,226	5,866	21,424	10,826
Income tax expense	1,027	1,673	5,114	3,036

Consolidated net income and comprehensive income	$3,199	$4,193	$16,310	$7,790

Net earnings per share:
Average shares outstanding (basic)	8,876	8,806	8,904	8,826
Basic earnings per share	$0.36	$0.48	$1.83	$0.88

Average shares outstanding (diluted)	8,987	8,947	9,062	8,976
Diluted earnings per share	$0.36	$0.47	$1.80	$0.87

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2021	12,263	$123	$63,752	$103,283	$(55,733)	$111,425
Stock-based compensation	—	—	748	—	—	748
Restricted stock award grant	199	2	(2)	—	—	—
Forfeited restricted stock	—	—	1,416	—	(1,416)	—
Net share settlement related to vested equity awards	(7)	—	(592)	—	(488)	(1,080)
Net income	—	—	—	13,111	—	13,111
Balance at March 31, 2022	12,455	$125	$65,322	$116,394	$(57,637)	$124,204
Stock-based compensation	—	—	1,011	—	—	1,011
Restricted stock award grant	27	—	—	—	—	—
Net share settlement related to vested equity awards	(1)	—	(9)	—	(19)	(28)
Net income	—	—	—	3,199	—	3,199
Balance at June 30, 2022	12,481	$125	$66,324	$119,593	$(57,656)	$128,386

	Common Stock		Additional
		Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 2020	12,038	$120	$60,692	$78,515	$(54,626)	$84,701
Stock-based compensation	—	—	168	—	—	168
Restricted stock award grant	193	2	(2)	—	—	—
Forfeited restricted stock	(4)	—	390	—	(390)	—
Net share settlement related to vested equity awards	—	—	407	—	(412)	(5)
Net income	—	—	—	3,597	—	3,597
Balance at March 31, 2021	12,227	$122	$61,655	$82,112	$(55,428)	$88,461
Issuance of treasury stock	—	—	—	—	—	—
Stock-based compensation	—	—	577	—	—	577
Restricted stock award grant	26	1	—	—	—	1
Net share settlement related to vested equity awards	—	—	36	—	(40)	(4)
Net income	—	—	—	4,193	—	4,193
Balance at June 30, 2021	12,253	$123	$62,268	$86,305	$(55,468)	$93,228

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Operating activities:	(in thousands)
Net income	$16,310	$7,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,010	18,733
Bad debt benefit	(191)	(102)
Deferred income tax benefit, net	135	(1,979)
Stock-based compensation	1,759	745
Gain on disposal of assets, net	(7,282)	(317)
Other	214	71
Changes in operating assets and liabilities:
Accounts and other receivables	(16,180)	(18,174)
Inventories and prepaid expenses	3,383	1,852
Accounts payable and accrued expenses	8,601	6,213
Insurance and claims accruals	2,359	357
Other long-term assets and liabilities	(2,245)	503
Net cash provided by operating activities	$23,873	$15,692
Investing activities:
Capital expenditures	(9,011)	(1,066)
Proceeds from sale of property and equipment	12,843	6,141
Net cash provided by investing activities	$3,832	$5,075
Financing activities:
Borrowings under long-term debt	6,000	28,760
Payments on long-term debt	(52,201)	(39,156)
Principal payments on financing lease obligations	(12,290)	(5,888)
Proceeds from obligation under finance lease	41,974	—
Payment of debt issuance costs	(774)	—
Net change in bank drafts payable	41	(2,785)
Net payments for tax withholdings for vested stock-based awards	(1,108)	(9)
Net cash used in financing activities	$(18,358)	$(19,078)
Increase in cash and restricted cash	9,347	1,689
Cash and restricted cash:
Beginning of period	1,352	325
End of period	$10,699	$2,014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,710	$2,106
Income taxes, net of refunds	7,516	6,623
Supplemental disclosure of non-cash investing:
Purchase of revenue equipment included in accounts payable	$6,059	$1,021

See accompanying notes to condensed consolidated financial statements.

USA TRUCK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts and operations of USA Truck Inc. and present our financial position as June 30, 2022, and December 31, 2021, and our results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021.

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

Change in estimate

The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the first quarter of 2022, the Company increased the salvage value of its tractor fleet to better reflect current estimates of the value of such equipment upon its retirement.  This change is being accounted for as a change in estimate.  During the three and six months ended June 30, 2022, this change in estimate resulted in a decrease in depreciation and amortization expense of approximately $1.0 million and $2.0 million, respectively.

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

NOTE 2 – REVENUE RECOGNITION

The following tables set forth revenue disaggregated by revenue type and segment:

	Three Months Ended June 30,
	2022				2021
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$95,653	$72,216	$(6,346)	$161,523	$90,712	$72,204	$(13,545)	$149,371
Fuel surcharge	23,535	12,665	(310)	35,890	12,038	5,569	(534)	17,073
Accessorial	3,327	1,390	—	4,717	2,611	976	—	3,587
Total	$122,515	$86,271	$(6,656)	$202,130	$105,361	$78,749	$(14,079)	$170,031

	Six Months Ended June 30,
	2022				2021
	Trucking	USAT Logistics	Eliminations	Total	Trucking	USAT Logistics	Eliminations	Total

Revenue type	(in thousands)
Freight	$193,225	$160,150	$(18,792)	$334,583	$181,727	$134,666	$(26,149)	$290,244
Fuel surcharge	39,759	21,105	(316)	60,548	22,358	9,866	(909)	31,315
Accessorial	5,602	2,460	—	8,062	4,379	2,598	—	6,977
Total	$238,586	$183,715	$(19,108)	$403,193	$208,464	$147,130	$(27,058)	$328,536

At June 30, 2022 and December 31, 2021, the Company had contract assets, representing our right to consideration for transportation services not yet billed, of $2.1 million and $1.6 million, respectively.

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

A summary of operating revenue by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating revenue (1)	(in thousands)
Trucking revenue	$122,515	$105,361	$238,586	$208,464
Trucking intersegment eliminations	(111)	(259)	(153)	(586)
Trucking operating revenue	122,404	105,102	238,433	207,878
USAT Logistics revenue	86,271	78,749	183,715	147,130
USAT Logistics intersegment eliminations	(6,545)	(13,820)	(18,955)	(26,472)
USAT Logistics operating revenue	79,726	64,929	164,760	120,658
Total operating revenue	$202,130	$170,031	$403,193	$328,536

1)	Includes foreign revenue of $14.6 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively, and $27.0 million and $18.9 million for the six months ended June 30, 2022, and 2021, respectively.

A summary of operating income by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating income	(in thousands)
Trucking	$4,296	$3,057	$16,925	$6,577
USAT Logistics	3,688	3,872	9,742	6,398
Unallocated merger costs	(2,132)	—	(2,132)	—
Total operating income	$5,852	$6,929	$24,535	$12,975

A summary of depreciation and amortization by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Depreciation and amortization	(in thousands)
Trucking	$8,576	$8,901	$16,296	$18,197
USAT Logistics	410	262	714	536
Total depreciation and amortization	$8,986	$9,163	$17,010	$18,733

NOTE 4 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company adopted the 2014 Omnibus Incentive Plan (the “Incentive Plan”) in May 2014, which provided for the granting of up to 500,000 shares of common stock through equity-based awards to directors, officers and other key employees.  The First Amendment to the Incentive Plan was adopted in May 2017, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Second Amendment to the Incentive Plan was adopted in May 2019, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 500,000 shares.  The Third Amendment to the Incentive Plan was adopted in May 2022, which, among other things, increased the number of shares of common stock available for issuance under the Incentive Plan by an additional 250,000 shares.  As of June 30, 2022, 416,302 shares remain available under the Incentive Plan for the issuance of future equity-based compensation awards.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Salaries, wages and employee benefits	$8,888	$7,318
Federal and state tax accruals	1,863	685
Other	3,639	2,003
Total accrued expenses	$14,390	$10,006

NOTE 6 – DEBT

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Revolving credit agreement	$—	$38,000
Sale-leaseback finance obligations	28,906	32,739
Term loans	39,473	—
Insurance premium financing	1,762	3,601
Other	56	84
	70,197	74,424
Less current maturities	(16,956)	(11,069)
Total long-term debt	$53,241	$63,355

New credit facility

On January 31, 2022, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a group of lenders and BMO Harris Bank, N.A., as agent (“Agent”).  Contemporaneously with the funding of the Credit Facility, the Company paid off the obligations under its prior credit facility and terminated such facility.

The Credit Facility is structured as a $130.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $60 million, exercisable in increments of $20 million.  The Credit Facility is a five-year facility scheduled to terminate on January 31, 2027.  Borrowings under the Credit Facility are classified as either secured overnight financing rate (“SOFR”) loans or “Base Rate Loans”.  SOFR Loans accrue interest at SOFR plus an applicable margin that adjusts quarterly to between 1.25% and 1.75% based on the Company’s consolidated fixed charge coverage ratio.  Base Rate Loans accrue interest at a base rate equal to the Agent’s prime rate plus an applicable margin that adjusts quarterly to between 0.25% and 0.75% based on the Company’s consolidated fixed charge coverage ratio.  The Credit Facility includes, within its $130.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $15.0 million and a swing line sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of certain of the Company’s assets, with the notable exclusions of any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to (A) the sum of (i) 85.0% of eligible accounts receivable, plus (ii) 90.0% of eligible investment grade accounts receivable (reduced to 85.0% in certain situations), plus (iii) the lesser of (a) 85.0% of eligible unbilled accounts receivable and (b) $17.5 million, plus (iv) the product of 85.0% multiplied by the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment.  The borrowing base is reduced by an availability reserve, including reserves based on dilution and certain other customary reserves.  The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant springs only in the event excess availability under the Credit Facility drops below (i) 10.0% of the lenders’ total commitments under the Credit Facility and (ii) $13.0 million.  As of June 30, 2022, availability under the Credit Facility was $130.0 million.  Availability in future periods will be reduced as the $7.9 million in existing letters of credit are transitioned to collateralization by the

Credit Facility.   In July 2022, approximately $6.7 million of the collateralized cash was unrestricted and made available to the Company.

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

Previous credit facility

The previous credit facility was a $170.0 million revolving credit facility, with a $75.0 million accordion feature exercisable in increments of at least $20.0 million.  The previous credit facility was a five-year facility scheduled to terminate on January 31, 2024.  Borrowings under the previous credit facility were classified as either “base rate loans” or “LIBOR loans”, and included a letter of credit sub-facility in aggregate of $15.0 million and a swingline sub-facility in aggregate of $25.0 million.  An unused line fee of 0.25% was applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the previous credit facility.  The previous credit facility was secured by a pledge of substantially all of the Company’s assets, except for any real estate or revenue equipment financed outside the previous credit facility.

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

Restricted cash

The Company has $7.9 million in letters of credit that were supported by the previous credit facility.  Upon termination of the previous credit facility, the Company was required to cash collateralize the letters of credit at 105% of the outstanding amounts, or $8.3 million.  In future periods, as the letters of credit are transitioned to the Credit Facility, the funds will be transferred to an unrestricted account and the restrictions will lapse.  In July 2022, approximately $6.7 million of the collateralized cash was unrestricted and made available to the Company.

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

NOTE 7 – LEASES AND OTHER COMMITMENTS

The components of lease expense for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease costs	$2,224	$1,908	$4,254	$3,842
Finance lease costs:
Amortization of assets	4,134	2,782	7,277	6,796
Interest on lease liabilities	910	639	1,543	1,309
Total finance lease costs	5,044	3,421	8,820	8,105
Variable and short-term lease costs	413	703	911	1,286
Total lease costs	$7,681	$6,032	$13,985	$13,233

Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2022	December 31, 2021

Operating leases:	(dollars in thousands)
Operating leases - right-of-use assets	$25,450	$22,898

Current operating lease obligations	7,221	6,679
Long-term operating lease obligations	18,665	16,644
Total operating lease liabilities	$25,886	$23,323

Finance leases and assets subject to sale leasebacks:
Property and equipment, at cost	156,379	137,736
Accumulated amortization	(51,436)	(47,699)
Property and equipment, net	$104,943	$90,037

Finance lease obligations:
Current finance lease obligations	16,834	14,095
Long-term finance lease obligations	69,688	56,274
	$86,522	$70,369

Weighted average remaining lease term:	(in months)	(in months)
Operating leases	51	50
Finance leases	37	35

Weighted average discount rate:
Operating leases	4.14%	4.53%
Finance leases	3.30%	3.69%

Supplemental cash flow information related to leases is as follows for the six months ended:

	June 30, 2022	June 30, 2021

Cash paid for amounts included in measurement of liabilities:	(in thousands)
Operating cash flows from operating leases	$214	$71
Operating cash flows from finance leases	910	1,309
Financing cash flows from finance leases	12,290	5,888

Assets obtained in exchange for lease liabilities:
Operating leases	$5,842	$170
Finance leases	28,102	—

OTHER COMMITMENTS

As of June 30, 2022, the Company had $53.7 million in purchase commitments for the acquisition of revenue equipment, of which $13.3 million was cancellable.  It is anticipated that these purchase commitments may be funded  through cash provided by operations, borrowings under the Company’s Credit Facility, proceeds from the sale of used revenue equipment or the use of finance and operating leases.

NOTE 8 – INCOME TAXES

During the three months ended June 30, 2022 and 2021 the Company’s effective tax rate was 24.3% and 28.5%, respectively.  During the six months ended June 30, 2022, and 2021 the Company’s effective tax rate was 23.9% and 28.0%, respectively.  The effective rate varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses.  The fiscal 2022 tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense.  Additionally, in fiscal 2022, the Company benefited from The Consolidated Appropriations Act of 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The three and six month periods ended June 30, 2021, however, did not benefit from The Consolidated Appropriations Act of 2021 because the legislation was not passed until December 2021.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:	(in thousands, except per share amounts)
Net income	$3,199	$4,193	$16,310	$7,790
Denominator:
Denominator for basic earnings per share – weighted average shares	8,876	8,806	8,904	8,826
Effect of dilutive securities:
Employee restricted stock and incentive stock options	111	141	158	150
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	8,987	8,947	9,062	8,976
Basic earnings per share	$0.36	$0.48	$1.83	$0.88
Diluted earnings per share	$0.36	$0.47	$1.80	$0.87
Weighted average anti-dilutive employee restricted stock and incentive stock options	301	114	238	126

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

NOTE 11 – PROPOSED MERGER

On June 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Schenker, Inc., a New York corporation (“Schenker”) and Tango Merger, Inc., a Delaware corporation and a wholly owned subsidiary of Schenker (“Merger Sub”).  The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Schenker (the “Merger”).  Schenker and Merger Sub are affiliates of DB Schenker, one of the world's leading logistics service providers.

At the effective time of the Merger and as a result of the Merger:

●	Each share of the Company’s common stock, par value $0.01 per share (the “Company common stock”), that is issued and outstanding immediately prior to the effective time of the Merger, other than shares to be cancelled pursuant to the Merger Agreement or shares of Company common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law, will be converted into the right to receive $31.72 in cash, without interest (the “Merger Consideration”), subject to any applicable withholding taxes;
●	Each outstanding and unexercised option to purchase shares of Company common stock (whether vested or unvested and whether exercisable or unexercisable) (a “Company stock option”) will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such Company stock option and (ii) the excess of the Merger Consideration over the exercise price per share of each such Company stock option;
●	Each outstanding share of restricted stock of the Company (whether vested or unvested) (“restricted stock”), will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such award of restricted stock and (ii) the Merger Consideration; and
●	Each outstanding performance stock unit with respect to shares of Company common stock (whether vested or unvested) (a “PSU”), will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such PSU and (ii) the Merger Consideration.

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of two-thirds of the issued and outstanding shares of Company common stock entitled to vote thereon at the stockholder meeting (the “Company Stockholder Approval”); (ii) the absence of any outstanding law, regulation, or order enacted, promulgated, issued, entered, amended or enforced by any governmental entity that restrains, enjoins or otherwise prohibits the consummation of the Merger; (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”); (iv) the CFIUS (the “Committee  on Foreign Investment in the United States”) Approval (as defined in the Merger Agreement); and (v) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and as of the date of the closing of the Merger, and compliance in all material respects with the covenants and agreements contained in the Merger Agreement.  In addition, the obligation of Schenker and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement).  The closing of the Merger is not subject to a financing condition.  Under the terms of the Merger Agreement, consummation of the Merger will occur on the third business day following the satisfaction or waiver of the conditions to closing of the Merger.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, including Company Stockholder Approval, the Company expects the Merger to close by the end of 2022.  Until the closing, the Company will continue to operate as an independent company.

The Merger Agreement provides that, in certain circumstances, including the termination of the Merger Agreement by the Company to accept a Superior Proposal (as defined in the Merger Agreement), the termination of the Merger Agreement by Schenker following a change in recommendation by the Board, and other customary circumstances, the Company would be required to pay Schenker a termination fee of $10,000,000.

In the second quarter of 2022, the Company incurred approximately $2.1 million of Merger related costs that are recorded in the line item ‘Merger costs’ in the condensed consolidated statement of income and comprehensive income.  These costs related primarily to legal costs incurred on behalf of the Company, executives, and the Board and the costs related to the fairness opinion, from a financial point of view, of the merger consideration.

NOTE 12 –ASSET HELD FOR SALE

On June 20, 2022, the Company entered into an agreement to sell excess property consisting of approximately 25.5 acres of land and the related facility located in Van Buren, Arkansas, with a net book value of $1.2 million for approximately $3.2 million.  The agreement contains customary terms and conditions, including a due diligence inspection period, and is expected to close prior to end of the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and such statements are subject to the safe harbor created by those sections, and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

●	any statement about the expected impact, evolution, duration or severity of the novel coronavirus (“COVID-19”) global pandemic, including our anticipated actions and responses thereto and the potential impact on our business, operations, customers, employees, financial results and financial condition;
●	any projections of earnings, revenue, costs, or other financial items;
●	any statement of projected future operations or processes;
●	any statement of plans, strategies, goals, and objectives of management for future operations;
●	any statement concerning acquisitions, or proposed new services or developments;
●	any statement regarding future economic conditions or performance; and
●	any statement of belief and any statement of assumptions underlying any of the foregoing.

In this Quarterly Report on Form 10-Q, statements relating to:

●	the Merger and Merger Agreement,
●	the impact of public health crises, including COVID-19,
●	future driver market,
●	future strategy and strategic initiatives,
●	future ability to grow market share,
●	future driver and customer-facing employee compensation,
●	future ability and cost to recruit and retain drivers,
●	future asset utilization,
●	the amount, timing and price of future acquisitions and dispositions of revenue equipment, size and age of the Company’s fleet, mix of fleet between Company-owned and independent contractors and anticipated gains or losses resulting from dispositions,
●	future depreciation and amortization expense, including useful lives and salvage values of equipment,

●	future safety performance,
●	future profitability,
●	future industry capacity,
●	future deployment of technology,
●	future pricing rates and freight network,
●	future fuel prices and surcharges, fuel efficiency and hedging arrangements,
●	future insurance and claims expense, including trends in cost, coverage and retention levels, as well as the formation of additional captive insurance companies,
●	future salaries, wages and employee benefits costs,
●	future efforts to expand our use of independent contractors, purchased transportation use and expense,
●	future operations and maintenance costs,
●	future USAT Logistics growth and profitability,
●	future trends in operating expenses expected to result from growing our USAT Logistics business and increasing independent contractors,
●	future impact of regulations,
●	future use of derivative financial instruments,
●	the impact of inflation and supply chain shortages,
●	future indebtedness,
●	future liquidity and borrowing availability and capacity,
●	the impact of pending and future litigation and claims,
●	future availability and compliance with covenants under our revolving credit facility,
●	expected amount and timing of capital expenditures,
●	future equipment market,
●	expected liquidity and sources of capital resources, including the mix of financing and operating leases,
●	future size of the independent contractor fleet, and
●	future income tax rates

among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “focus,” “intends,” “plans,” “goals,” “may,” “if,” “will,” “would,” “should,” “could,” “potential,” “continue,” “designed,” “likely,” “foresee,” “seek,” “target,” “forecast,” “intends,” “hopes,” “strategy,” “objective,” “mission,” “outlook,” “future” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1.A, Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other filings with the SEC.

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

Proposed Merger

On June 23, 2022, the Company entered into the Merger Agreement with Schenker and Merger Sub.  The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Schenker.  Schenker and Merger Sub are affiliates of DB Schenker, one of the world's leading logistics service providers.

At the effective time of the Merger and as a result of the Merger:

●	Each share of the Company common stock that is issued and outstanding immediately prior to the effective time of the Merger, other than shares to be cancelled pursuant to the Merger Agreement or shares of Company common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law, will be converted into the right to receive $31.72 in cash, without interest (the “Merger Consideration”), subject to any applicable withholding taxes;
●	Each outstanding and unexercised Company stock option will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such Company stock option and (ii) the excess of the Merger Consideration over the exercise price per share of each such Company stock option;
●	Each outstanding share of restricted stock will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such award of restricted stock and (ii) the Merger Consideration; and
●	Each outstanding PSU, will become fully vested and be cancelled in exchange for the right to receive a cash payment, without interest and subject to applicable tax withholding, of an amount equal to the product of (i) the total number of shares of Company common stock underlying each such PSU and (ii) the Merger Consideration.

The closing of the Merger is subject to various conditions, including (i) the Company Stockholder Approval; (ii) the absence of any outstanding law, regulation, or order enacted, promulgated, issued, entered, amended or enforced by any governmental entity that restrains, enjoins or otherwise prohibits the consummation of the Merger; (iii) the expiration or termination of any applicable waiting period under the HSR Act; (iv) the CFIUS (the “Committee  on Foreign Investment in the United States”) Approval (as defined in the Merger Agreement); and (v) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and as of the date of the closing of the Merger, and compliance in all material respects with the covenants and agreements contained in the Merger Agreement.  In addition, the obligation of Schenker and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement).  The closing of the Merger is not subject to a financing condition.  Under the terms of the Merger Agreement, consummation of the Merger will occur on the third business day following the satisfaction or waiver of the conditions to closing of the Merger.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, including Company Stockholder Approval, the Company expects the Merger to close by the end of 2022.  Until the closing, the Company will continue to operate as an independent company.

The Merger Agreement provides that, in certain circumstances, including the termination of the Merger Agreement by the Company to accept a Superior Proposal (as defined in the Merger Agreement), the termination of the Merger Agreement by Schenker following a change in recommendation by the Board, and other customary circumstances, the Company would be required to pay Schenker a termination fee of $10,000,000.

In the second quarter of 2022, the Company incurred approximately $2.1 million of Merger related costs that are recorded in the line item ‘Merger costs’ in the condensed consolidated statement of income and comprehensive income.  These costs related primarily to legal costs incurred on behalf of the Company, executives, and the Board and the costs related to the fairness opinion, from a financial point of view, of the merger consideration.

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

The overall impact of COVID-19 on our consolidated results of operations for the three and six months ended June 30, 2022 was not significant, however the impact of COVID-19 on our consolidated results of operations in future periods remains uncertain.  Based on the duration and severity of COVID-19, we may experience decreases in the demand for our services.  We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Results of Operations

The following tables summarize the condensed consolidated statements of income and comprehensive income in dollars and percentage of consolidated operating revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2022				2021
				Adjusted			Adjusted	Change
			Operating	Operating		Operating	Operating	in Dollar
			Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$		%	%	$	%	%	%

	(dollars in thousands)
Base revenue (1)	$166,240		82.2%		$152,958	90.0%		8.7%
Fuel surcharge revenue	35,890		17.8		17,073	10.0		110.2
Operating revenue	202,130		100.0		170,031	100.0		18.9

Total operating expenses	196,278	(2)	97.1	95.0	163,102	95.9	95.3	20.3
Operating income	5,852		2.9		6,929	4.1		(15.5)

Other expenses:
Interest expense	1,542		0.8		1,014	0.6		52.1
Other, net	84		0.0		49	0.0		71.4
Total other expenses, net	1,626		0.8		1,063	0.6		53.0
Income before income taxes	4,226		2.1		5,866	3.4		(28.0)
Income tax expense	1,027		0.5		1,673	1.0		(38.6)

Consolidated net income	$3,199		1.6%		$4,193	2.5%		(23.7)%

	Six Months Ended June 30,
	2022				2021
				Adjusted			Adjusted	Change
			Operating	Operating		Operating	Operating	in Dollar
			Revenue	Ratio (1)		Revenue	Ratio (1)	Amounts
	$		%	%	$	%	%	%

	(dollars in thousands)
Base revenue (1)	$342,645		85.0%		$297,221	90.5%		15.3%
Fuel surcharge revenue	60,548		15.0		31,315	9.5		93.4
Operating revenue	403,193		100.0		328,536	100.0		22.7

Total operating expenses	378,658	(2)	93.9	92.0	315,561	96.1	95.4	20.0
Operating income	24,535		6.1		12,975	3.9		89.1

Other expenses:
Interest expense	2,959		0.7		2,039	0.6		45.1
Other, net	152		0.0		110	0.0		38.2
Total other expenses, net	3,111		0.8		2,149	0.7		44.8
Income before income taxes	21,424		5.3		10,826	3.3		97.9
Income tax expense	5,114		1.3		3,036	0.9		68.4

Consolidated net income	$16,310		4.0%		$7,790	2.4%		109.4%

1)	Base revenue and adjusted operating ratio are non-GAAP financial measures. See “Use of Non-GAAP Financial Information”, “Consolidated Reconciliations” and “Segment Reconciliations” below for the uses and limitations associated with base revenue, adjusted operating ratio and other non-GAAP financial measures.
2)	Includes approximately $2.1 million in merger related costs as of June 30, 2022. See Note 11 to the condensed consolidated financial statements for further discussion of the merger.

Use of Non-GAAP Financial Information

The Company uses the terms “base revenue”, “adjusted operating ratio”, “adjusted operating income”, “adjusted net income”, and “adjusted earnings per diluted share” throughout this MD&A.  Base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share as defined here, are non-GAAP financial measures as defined by the U.S. Securities and Exchange Commission (“SEC”).  Management uses base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share as supplements to the Company’s GAAP results in evaluating certain aspects of its business, as discussed below.

Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.  Adjusted operating ratio is calculated as operating expenses excluding amortization of acquisition related intangibles and merger costs, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.  Adjusted operating income is calculated by deducting operating expenses excluding amortization of acquisition related intangibles and merger costs, net of fuel surcharge revenue, from operating revenue, net of fuel surcharge revenue. Adjusted net income is defined as net income excluding amortization of acquisition related intangibles and merger costs plus or minus the income tax effect of such adjustments using a statutory tax rate.  Adjusted earnings per diluted share is defined as adjusted net income divided by the weighted average number of diluted shares outstanding during the period.  The per-share impact of each adjustment is determined by dividing it by the weighted average diluted shares outstanding.

The Company’s chief operating decision-maker focuses on base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share as indicators of the Company’s performance from period to period.

Management believes removing the impact of the above-described items from the Company’s operating results affords a more relevant basis for comparing results of operations.  Management believes its presentation of these measures is useful to investors and other users because it provides them the same information that we use internally for purposes of assessing our core operating performance.

Base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share are not substitutes for operating revenue, operating ratio, operating income, net income, earnings per diluted share, or any other measure derived solely from GAAP measures.  There are limitations to using non-GAAP measures.  Although management believes that base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share can make an evaluation of the Company’s operating performance more relevant because these measures remove items that, in management’s opinion, do not reflect its core operating performance, other companies in the transportation industry may define base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share differently.  As a result, it may be difficult to use base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, adjusted earnings per diluted share, or similarly named non-GAAP measures that other companies may use, to compare the performance of those companies to USA Truck’s performance.

Consolidated Reconciliations

Pursuant to the requirements of Regulation S-K, Item 10(e) and Regulation G, reconciliations of non-GAAP financial measures to GAAP financial measures have been provided in the tables below for base revenue, adjusted operating ratio, adjusted operating income, adjusted net income, and adjusted earnings per diluted share:

Base Revenue, Adjusted Operating Ratio, Adjusted Operating Income, Adjusted Net Income, and Adjusted Earnings per Diluted Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Operating revenue	$202,130	$170,031	$403,193	$328,536
Less: Fuel surcharge revenue	(35,890)	(17,073)	(60,548)	(31,315)
Base revenue	$166,240	$152,958	$342,645	$297,221
Operating expense	$196,278	$163,102	$378,658	$315,561
Adjusted for:
Merger costs	(2,132)	—	(2,132)	—
Amortization of acquisition related intangibles	(323)	(323)	(645)	(645)
Fuel surcharge revenue	(35,890)	(17,073)	(60,548)	(31,315)
Adjusted operating expense	$157,933	$145,706	$315,333	$283,601
Operating income	$5,852	$6,929	$24,535	$12,975
Adjusted operating income	$8,307	$7,252	$27,312	$13,620
Operating ratio	97.1%	95.9%	93.9%	96.1
Adjusted operating ratio	95.0%	95.3%	92.0%	95.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$3,199	$4,193	$16,310	$7,790
Adjusted for:
Merger costs	2,132	—	2,132	—
Amortization of acquisition related intangibles	323	323	645	645
Income tax effect of adjustments	(626)	(82)	(708)	(164)
Adjusted net income	$5,028	$4,434	$18,379	$8,271

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings per diluted share	$0.36	$0.47	$1.80	0.87
Adjusted for:
Merger costs	0.24	—	0.24	—
Amortization of acquisition related intangibles	0.04	0.04	0.07	0.07
Income tax effect of adjustments	(0.07)	(0.01)	(0.08)	(0.02)
Adjusted earnings per diluted share	$0.57	$0.50	$2.03	$0.92

Segment Reconciliations

	Three Months Ended		Six Months Ended
Trucking Segment (1)	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Operating revenue	$122,404	$105,102	$238,433	$207,878
Intersegment activity	111	259	153	586
Operating revenue (before intersegment eliminations)	122,515	105,361	238,586	208,464
Less: fuel surcharge revenue (before intersegment eliminations)	(23,535)	(12,038)	(39,759)	(22,358)
Base revenue	$98,980	$93,323	$198,827	$186,106
Operating expense (before intersegment eliminations)	$118,219	$102,304	$221,661	$201,887
Adjusted for:
Amortization of acquisition related intangibles	(323)	(323)	(645)	(645)
Fuel surcharge revenue	(23,535)	(12,038)	(39,759)	(22,358)
Adjusted operating expense	$94,361	$89,943	$181,257	$178,884
Operating income	$4,296	$3,057	$16,925	$6,577
Adjusted operating income	$4,619	$3,380	$17,570	$7,222
Operating ratio	96.5%	97.1%	92.9%	96.8%
Adjusted operating ratio	95.3%	96.4%	91.2%	96.1%

	Three Months Ended		Six Months Ended
USAT Logistics Segment (1)	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Operating revenue	$79,726	$64,929	$164,760	$120,658
Intersegment activity	6,545	13,820	18,955	26,472
Operating revenue (before intersegment eliminations)	86,271	78,749	183,715	147,130
Less: fuel surcharge revenue (before intersegment eliminations)	(12,665)	(5,569)	(21,105)	(9,866)
Base revenue	$73,606	$73,180	$162,610	$137,264
Operating expense (before intersegment eliminations)	$82,583	$74,877	$173,973	$140,732
Adjusted for:
Fuel surcharge revenue	(12,665)	(5,569)	(21,105)	(9,866)
Adjusted operating expense	$69,918	$69,308	$152,868	$130,866
Operating income	$3,688	$3,872	$9,742	$6,398
Adjusted operating income	$3,688	$3,872	$9,742	$6,398
Operating ratio	95.7%	95.1%	94.7%	95.7%
Adjusted operating ratio	95.0%	94.7%	94.0%	95.3%

1)	Merger costs of approximately $2.1 million for the three and six months ended June 30, 2022, have not been allocated to the reportable segments. See Note 11 to the condensed consolidated financial statements for further discussion of the merger.

Key Operating Statistics by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trucking:	2022	2021	2022	2021
Operating revenue (before intersegment eliminations) (in thousands)	$122,515	$105,361	$238,586	$208,464
Operating income (1) (in thousands)	$4,296	$3,057	$16,925	$6,577
Adjusted operating income (2) (in thousands)	$4,619	$3,380	$17,570	$7,222
Operating ratio (3)	96.5%	97.1%	92.9%	96.8%
Adjusted operating ratio (4)	95.3%	96.4%	91.2%	96.1%
Total miles (5) (in thousands)	38,434	42,700	76,921	84,848
Deadhead percentage (6)	11.8%	11.2%	11.3%	11.4%
Base revenue per loaded mile	$2.920	$2.461	$2.914	$2.475
Average number of seated tractors	1,693	1,787	1,707	1,784
Average number of available tractors (7)	1,795	1,922	1,810	1,907
Average number of in-service tractors (8)	1,819	1,949	1,841	1,936
Loaded miles per available tractor per week	1,452	1,518	1,458	1,525
Base revenue per available tractor per week	$4,242	$3,735	$4,248	$3,774
Average loaded miles per trip	486	509	491	515

USAT Logistics:
Operating revenue (before intersegment eliminations) (in thousands)	$86,271	$78,749	$183,715	$147,130
Operating income (1) (in thousands)	$3,688	$3,872	$9,742	$6,398
Adjusted operating income (2) (in thousands)	$3,688	$3,872	$9,742	$6,398
Gross margin (9) (in thousands)	$11,091	$9,733	$24,350	$17,958
Gross margin percentage (10)	12.9%	12.4%	13.3%	12.2%
Load count (in thousands)	42.1	37.1	83.3	70.2

1)	Operating income is calculated by deducting operating expenses (before intersegment eliminations) from operating revenue (before intersegment eliminations).
2)	Adjusted operating income is calculated by deducting operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles and merger costs, net of fuel surcharge revenue, from operating revenue (before intersegment eliminations), net of fuel surcharge revenue.
3)	Operating ratio is calculated as operating expenses (before intersegment eliminations) as a percentage of operating revenue (before intersegment eliminations).
4)	Adjusted operating ratio is calculated as operating expenses (before intersegment eliminations) excluding amortization of acquisition related intangibles and merger costs, net of fuel surcharge revenue, as a percentage of operating revenue (before intersegment eliminations) excluding fuel surcharge revenue.
5)	Total miles include both loaded and empty miles.
6)	Deadhead percentage is calculated by dividing empty miles by total miles.
7)	Available tractors are a) all Company tractors that are available to be dispatched, including available unseated tractors, and b) all tractors in the independent contractor fleet.
8)	In-service tractors include all of the tractors in the Company fleet (Company-operated tractors) and all the tractors in the independent contractor fleet.
9)	Gross margin is calculated by deducting USAT Logistics purchased transportation expense from USAT Logistics operating revenue (before intersegment eliminations).
10)Gross margin percentage is calculated as USAT Logistics gross margin divided by USAT Logistics operating revenue (before intersegment eliminations).

Results of Operations—Segment Review

Trucking operating revenue

During the three months ended June 30, 2022, Trucking operating revenue (before intersegment eliminations) increased 16.3% to $122.5 million, compared to $105.4 million for the same period in 2021.  Trucking base revenue (before intersegment eliminations) increased 6.1% to $99.0 million compared to $93.3 million for the second quarter of 2021.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 18.7% increase in base revenue per loaded mile offset by a 4.3% decrease in loaded miles per available tractor per week.

During the six months ended June 30, 2022, Trucking operating revenue (before intersegment eliminations) increased 14.4% to $238.6 million, compared to $208.5 million for the same period in 2021.  Trucking base revenue (before intersegment eliminations) increased 6.8% to $198.8 million compared to $186.1 million for the second quarter of 2021.  The increase in operating revenue (before intersegment eliminations) resulted primarily from a 17.7% increase in base revenue per loaded mile offset by a 4.4% decrease in loaded miles per available tractor per week.

Trucking operating income

For the three months ended June 30, 2022, Trucking reported operating income of $4.3 million compared to operating income of $3.1 million for the same period in 2021.  This was primarily driven by 16.3% increase in operating revenue (before intersegment eliminations) discussed above, partially offset by a 15.6% increase in operating expenses (primarily increased fuel and compensation expense).

For the six months ended June 30, 2022, Trucking reported an operating income of $16.9 million compared to operating income of $6.6 million for the same period in 2021.  This change was largely driven by the 14.4% increase in operating revenue (before intersegment eliminations) discussed above and a $7.0 million increase in the gain on sale of used equipment, partially offset by a 9.8% increase in operating expenses.

USAT Logistics operating revenue

For the three months ended June 30, 2022, USAT Logistics operating revenue (before intersegment eliminations) increased 9.6% to $86.3 million compared to $78.7 million for the same period in 2021.  The year-over-year increase in operating revenue (before intersegment eliminations) was the result of a 13.5% increase in load volume paired with a 3.4% increase in revenue per load.

For the six months ended June 30, 2022, USAT Logistics operating revenue (before intersegment eliminations) increased 24.9% to $183.7 million compared to $147.1 million for the same period in 2021.  The year-over-year change in operating revenue (before intersegment eliminations) was the result of an 18.8% increase in load volume paired with a 5.1% increase in revenue per load.

USAT Logistics operating income

USAT Logistics reported operating income of $3.7 million for the three months ended June 30, 2022, a decrease of $0.2 million, compared to operating income of $3.9 million for the comparable quarter in 2021.  This change was driven by a 10.3% increase in operating expenses, largely offset by a 9.6% increase in operating revenue (before intersegment eliminations) and a 50-basis point improvement in gross margin.

For the six months ended June 30, 2022, USAT Logistics reported operating income of $9.7 million, an increase of $3.3 million, compared to operating income of $6.4 million for the comparable period in 2021.  This increase was driven by a 24.9% increase in operating revenue (before intersegment eliminations) and a 110-basis point improvement in gross margin, partially offset by a 23.6% increase in operating expenses.

Consolidated Operating Expenses

The following table summarizes the consolidated operating expenses and percentage of consolidated operating revenue, consolidated base revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended June 30,
	2022				2021
			Adjusted				Base		% change
			Operating						2022 to
	Operating Revenue		Ratio (1)		Operating Revenue		Revenue (1)		2021
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$42,238	20.9%	25.4%		$36,488	21.4%	23.9%		15.8%
Fuel and fuel taxes	22,638	11.2	(8.0)	(2)	12,414	7.3	(3.0)	(2)	82.4
Depreciation and amortization	8,986	4.4	5.2	(1)	9,163	5.4	5.8	(1)	(1.9)
Insurance and claims	7,046	3.5	4.2		5,181	3.0	3.4		36.0
Equipment rent	1,526	0.8	0.9		2,048	1.2	1.3		(25.5)
Operations and maintenance	9,925	4.9	6.0		8,783	5.2	5.7		13.0
Purchased transportation	95,692	47.3	57.6		82,938	48.8	54.2		15.4
Operating taxes and licenses	1,273	0.6	0.8		1,323	0.8	0.9		(3.8)
Communications and utilities	735	0.4	0.4		796	0.5	0.5		(7.7)
Gain on disposal of assets, net	(881)	(0.4)	(0.5)		(140)	(0.1)	(0.1)		—
Merger costs	2,132	1.1	0.0	(1)	—	—	0.0		—
Other	4,968	2.4	3.0		4,108	2.4	2.7		20.9
Total operating expenses	$196,278	97.1%	95.0%		$163,102	95.9%	95.3%		20.3%

	Six Months Ended June 30,
	2022				2021
			Adjusted				Base		% change
			Operating						2021 to
	Operating Revenue		Ratio (1)		Operating Revenue		Revenue (1)		2020
	$	%	%		$	%	%		%

Operating Expenses:	(dollars in thousands)
Salaries, wages and employee benefits	$84,125	20.9%	24.5%		$73,043	22.2%	24.6%		15.2%
Fuel and fuel taxes	39,675	9.9	(6.1)	(2)	23,858	7.3	(2.5)	(2)	66.3
Depreciation and amortization	17,010	4.2	4.8	(1)	18,733	5.7	6.1	(1)	(9.2)
Insurance and claims	13,669	3.4	4.0		10,990	3.4	3.7		24.4
Equipment rent	3,360	0.8	1.0		3,997	1.2	1.4		(15.9)
Operations and maintenance	18,440	4.6	5.4		15,849	4.8	5.3		16.3
Purchased transportation	194,011	48.1	56.6		157,041	47.8	52.8		23.5
Operating taxes and licenses	2,533	0.6	0.7		2,595	0.8	0.9		(2.4)
Communications and utilities	1,741	0.4	0.5		1,600	0.5	0.5		8.8
Gain on disposal of assets, net	(7,282)	(1.8)	(2.1)		(317)	(0.1)	(0.1)		2,197.2
Merger costs	2,132	0.5	0.0	(1)	—	—	—		N/A
Other	9,244	2.3	2.7		8,172	2.5	2.7		13.1
Total operating expenses	$378,658	93.9%	92.0%		$315,561	96.1%	95.4%		20.0%

1)	Base revenue is calculated as operating revenue less fuel surcharge revenue and intercompany eliminations.
2)	Calculated as fuel and fuel taxes, net of fuel surcharge revenue.
3)	Calculated as operating expenses excluding amortization of acquisition related intangibles and merger costs, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue.

Salaries, wages and employee benefits

Salaries, wages and employee benefits consist primarily of compensation for all employees and are primarily affected by the total number of miles driven by Company drivers, the rate per mile paid to Company drivers, employee benefits, and compensation and benefits paid to non-driver employees.  The increase in salaries, wages and employee benefits expense for both the three and six months ended June 30, 2022, was primarily due to increases in performance-based compensation and driver and administrative pay, due to a tight driver market and inflation arising during the latter half of 2021 and into the current year.  Management believes the market for drivers will remain tight, and as such, expects driver wages to continue to increase, although at a reduced rate, in order to attract and retain sufficient numbers of qualified drivers to operate the Company’s fleet.  This expense item will also be affected by the percentage of Trucking miles operated by independent contractors instead of Company employed drivers.

Fuel and fuel taxes

Fuel and fuel taxes relate primarily to diesel fuel expense for Company-owned tractors and fuel taxes.  The primary factors affecting the Company’s fuel expense are the cost of diesel fuel, the fuel economy of Company equipment, and the number of miles driven by Company drivers.  The increase in fuel and fuel taxes for the three and six months ended June 30, 2022, is primarily due to increases in the price per gallon of diesel fuel compared to the same period in 2021.  For the three and six months ended June 30, 2022, the average diesel fuel prices per gallon as reported by the DOE, increased 70.7% and 60.0%, respectively, when compared to the same periods in 2021. For the three months ended June 30, 2022, this increase was largely offset by a 110.2% increase in fuel surcharge revenue, which increased from $17.1 million to $35.9 million, and a 4.6% decrease in total miles driven by Company drivers compared to the same period in 2021.  For the six months ended June 30, 2022, this increase was largely offset by a 93.4% increase in fuel surcharge revenue, which increased from $31.3 million to $60.5 million, and a 6.0% decrease in total miles driven by Company drivers compared to the same period in 2021.

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

Depreciation and amortization and equipment rent

Depreciation and amortization of property and equipment consists primarily of depreciation for Company-owned tractors and trailers, amortization of revenue equipment financed with finance leases, depreciation of facilities, and amortization of intangible assets.  The primary factors affecting this expense include the number and age of Company tractors and trailers, the acquisition cost of new equipment and the salvage values and useful lives assigned to the equipment. Equipment rent expenses are related to revenue equipment under operating leases.  These largely fixed costs fluctuate as a percentage of base revenue primarily with increases and decreases in average base revenue per tractor and the percentage of base revenue contributed by Trucking versus USAT Logistics.  For the three and six months ended June 30, 2022, equipment rent expense decreased slightly when compared to the 2021 periods.

The decrease in depreciation and amortization expense over the three and six months ended June 30, 2022, when compared to the same periods in 2021 were primarily due to the change in tractor salvage values that occurred during the first quarter of 2022 to better reflect current estimates of the value of such equipment upon retirement, and the timing of revenue equipment replacements.  These changes reduced depreciation expense by $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively.  The Company believes these changes will more accurately reflect the value of the revenue equipment on the accompanying condensed consolidated balance sheets.

While the Company intends to continue its focus on improving asset utilization, matching customer demand and strengthening load profitability initiatives, management expects acquisition costs of new revenue equipment to continue to increase in the near term due to the ongoing supply chain issues.  Tractor and trailer manufacturers continuing to experience shortages of semiconductor chips and other component parts and supplies, forcing many to curtail or suspend production, which has led to a lower supply of tractors and trailers and higher prices, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals the Company makes for estimated payments and expenses for claims for third-party bodily injury, property damage, cargo damage, and other casualty events.  The primary factors affecting the Company’s insurance and claims expense are the number of miles driven by its Company drivers and independent contractors, the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals, developments in prior-year claims, and insurance premiums and self-insured amounts.  For the three and six months ended June 30, 2022, insurance and claims expense increased compared to the prior year period, primarily due to increased insurance premiums and higher claims costs.

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

Operations and maintenance

Operations and maintenance expense consists primarily of vehicle repairs and maintenance, tolls and weight tickets, and other related costs.  Operations and maintenance expenses are primarily affected by the age of the Company-operated tractors and trailers, the number of miles driven in a period and, to a lesser extent, by efficiency measures in the Company’s maintenance facilities.  However, a portion of operations and maintenance expenses are comprised of fixed costs, such as travel expenses, facility lease payments and property taxes.  The increase in operations and maintenance expense for the three and six months ended June 30, 2022, when compared to the same periods in 2021, was largely the result of increased direct repair and tire expenses, accessorial expenses and travel costs, partially offset by lower tolls.  Although we are beginning to see improved delivery schedules, management continues to believe that delays in the receipt of new tractors, paired with the overall age of our Company-owned fleet will likely affect our maintenance costs in future periods.

Purchased transportation

Purchased transportation consists of the payments the Company makes to independent contractors, railroads, and third-party carriers that haul loads brokered to them by the Company, including fuel surcharge reimbursement paid to such parties.  For the three and six months ended June 30, 2022, purchased transportation expense increased significantly when compared to the 2021 periods, primarily due to the continued increase in volume of brokered loads through our USAT Logistics segment and increased third-party capacity costs in a tight capacity market.

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

Gain on disposal of assets, net

The increase in gain on disposal of assets, net during the three and six months ended June 30, 2022, when compared to the same periods in 2021, was due primarily to the continued strength in the used equipment market.  Although we are seeing some softening, management expects that the strong demand in the used equipment market will continue through the remainder of this year; however, the first quarter 2022 adjustment to salvage values is expected to reduce the magnitude of these gains in future periods.

Interest expense, net

The increase in interest expense, net for the three and six months ended June 30, 2022, when compared to the same periods in 2021, was primarily due to increased borrowing using finance leases and finance sale leasebacks and a $0.3 million write-off of unamortized debt issuance costs associated with the Company’s previous credit facility during the first quarter of 2022, partially offset by decreased borrowings and fees associated with the Credit Facility as compared to the previous credit facility.  See Notes 6 and 7 to the condensed consolidated financial statements for further discussion of the Company’s Credit Facility, insurance financing, and finance and operating lease obligations.

Income tax expense

During the three months ended June 30, 2022, and 2021, the Company’s effective tax rate was 24.3% and 28.5%, respectively.  During the six months ended June 30, 2022, and 2021, the Company’s effective tax rate was 23.9% and 28.0%, respectively.  The effective rate varied from the statutory federal tax rate primarily due to state income taxes and certain non-deductible expenses.  The fiscal 2022 tax rate was affected by vesting of equity-based compensation at a higher stock price than the price at which it was granted, which resulted in a decrease to tax expense.  Additionally, in fiscal 2022, the Company benefited from The Consolidated Appropriations Act of 2021 that increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022.  The three and six months ended June 30, 2021, however, did not benefit from The Consolidated Appropriations Act of 2021 because the legislation was not passed until December 2021.

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

Fuel Availability and Cost

The trucking industry is dependent upon the availability of fuel.  In the past, fuel shortages or increases in fuel taxes or fuel costs have adversely affected profitability and may continue to do so.  USA Truck has not experienced difficulty in maintaining necessary fuel supplies, and in the past has generally been able to partially offset increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge that increases incrementally as the average price of fuel increases above an agreed upon baseline price per gallon.  Typically, the Company is unable to fully recover increases in fuel prices through freight rate increases and fuel surcharges, primarily because those items are not available with respect to empty and out-of-route miles and idling time, for which the Company generally does not receive compensation from customers.  Additionally, most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning the Company typically bills customers in the current week based on the previous week’s applicable index.  Accordingly, in times of increasing fuel prices, the Company does not recover as much as it is currently paying for fuel.  In periods of declining prices, for a short period of time the inverse is true.  Overall, for the three and six months ended June 30, 2022, the average diesel fuel prices per gallon as reported by the DOE, increased 70.7% and 60.0%, respectively, when compared to the same periods in 2021.

As of June 30, 2022, the Company did not have any long-term fuel purchase contracts and has not entered into any fuel hedging arrangements.

Equity

As of June 30, 2022, the Company had total stockholders’ equity of $128.4 million and total debt and finance lease liabilities of $156.7 million, resulting in a total debt, less cash (excluding restricted cash), to total capitalization ratio of 54.6% compared to 56.4% as of December 31, 2021.

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

As of June 30, 2022, the Company had $53.7 million in purchase commitments for the acquisition of revenue equipment, of which $13.3 million was cancellable.  It is anticipated that these purchase commitments may be funded  through cash provided by operations, borrowings under the Company’s Credit Facility, proceeds from the sale of used revenue equipment or the use of finance and operating leases.

Liquidity and Capital Resources

On June 23, 2022, the Company entered into the Merger Agreement with Schenker and Merger Sub.  The Company has agreed to various covenants and agreements, including, among others, agreements to conduct business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger.  Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Schenker’s consent, including, without limitation:

●	acquiring businesses and disposing of assets;
●	incurring expenditures and indebtedness above specified thresholds;
●	issuing equity; and
●	declaring dividends.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.

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

Fluctuations in the outstanding balance and related availability under the Credit Facility are driven primarily by cash flows from operations, bi-annual appraisals of revenue equipment, the timing and nature of property and equipment additions that are not funded through other sources of financing, and the nature and timing of receipt of proceeds from disposals of property and equipment.  As of June 30, 2022, availability under the Credit Facility was $130.0 million.  Availability in future periods will be reduced as the $7.9 million in existing letters of credit are transitioned to collateralization by the Credit Facility.  In July 2022, approximately $6.7 million of the collateralized cash was unrestricted and made available to the Company.

Cash Flows

The following table summarizes the sources (uses) of cash for each of the periods presented:

	Cash Flow	Six Months Ended June 30,
	Category	2022	2021

Sources of cash:		(in thousands)
Operating activities - net	Operating	$23,873	$15,692
Proceeds from sale of property and equipment	Investing	12,843	6,141
Borrowings under long-term debt	Financing	6,000	28,760
Proceeds from issuance of long-term debt	Financing	41,974	—
Net change in bank drafts payable	Financing	41	(2,785)

Uses of cash:
Capital expenditures	Investing	(9,011)	(1,066)
Payments of long-term debt	Financing	(52,201)	(39,156)
Principal payments on financing lease obligations	Financing	(12,290)	(5,888)
Payments of debt issuance costs	Financing	(774)	—

Other uses - net	Financing	(1,108)	(9)
Increase in cash and restricted cash		$9,347	$1,689

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2022, increased from the comparable 2021 period primarily due to an increase in net income and an increase to accounts payable and accrued expenses, offset by an increase in accounts and other receivables.

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

The Company has established disclosure controls and procedures that are designed to ensure that relevant material information, including information pertaining to any consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the board of directors.  Management, with the participation of the Principal Executive Officer (the “PEO”) and the Principal Financial Officer (the “PFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the PEO and PFO have concluded that as of June 30, 2022 the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business, some level of risk and uncertainty will always be present.  The section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, describes some of the risks and uncertainties associated with the Company’s business.  The information presented below supplements such risk factors.  The risk factors set forth below should be read in conjunction with the risk factors included Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

Risks related to the Merger could materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders and the receipt of required regulatory consents and approvals.  We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger.  Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable).  Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing.  In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement).  As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

In addition, we are subject to the following risks related to the Merger:

●	legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Board, the Company’s executive officers and others following the announcement of the Merger;
●	disruptions of current plans and operations caused by the announcement and pendency of the Merger;
●	disruption of management’s attention from the Company’s ongoing business operations due to the Merger;
●	potential difficulties in employee retention due to the announcement and pendency of the Merger;
●	the response of customers, suppliers, drivers and regulators to the announcement and pendency of the Merger;
●	disruptions in the execution of plans, strategies, goals and objectives of management for future operations caused by the Merger; and
●	the price of the Company common stock price may decline significantly if the Merger is not completed.

The occurrence of any of these events individually or in combination could affect the Company’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit
2.1*

Agreement and Plan of Merger, dated as of June 23, 2022, by and among the USA Truck, Inc., Schenker, Inc., and Tango Merger, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2022).

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

10.1**		Third Amendment to the USA Truck, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive additional materials on Schedule 14A, filed on May 3, 2022).
10.2**	#	First Amendment to Executive Severance and Change in Control Agreement, between the Company and George T. Henry dated June 15, 2022.
31.1	#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	##	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline	XBRL Taxonomy Extension Schema Document.
101.CAL	Inline	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Truck Inc.

Date:	August 8, 2022	By:	/s/ James D. Reed
(Signature)
James D. Reed
President and Chief Executive Officer

Date:	August 8, 2022	By:	/s/ Zachary B. King
(Signature)
Zachary B. King
Executive Vice President and Chief Financial Officer